Form 10QSB
period 2001-12-31
DAIR VENTURES INC
filed 2002-02-27
CIK 1139511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            December 31, 2001

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

            Class                     Outstanding at December 31, 2001
Common Stock, par value $0.0001                 5,000,000


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          DAIR VENTURES, INC.
                    (A Development Stage Company)
                        As of December 31, 2001
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



            See accompanying notes to financial statements



                         DAIR VENTURES , INC.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months            May 15, 2001
                                      Ended                 (Inception)
                                  December 31, 2001    to December 31, 2001


      Income                       $     -                  $     -

      Expenses
        Organization expense             -                      500

       Total expenses                    -                      500

      NET LOSS                     $     -                 $   (500)




            See accompanying notes to financial statements



                        DAIR VENTURES , INC.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
             For the Period From May 15, 2001 (Inception)
                          To December 31, 2001
                             (Unaudited)


                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------

Balance, May 15, 2001           5,000,000   $      500      $        -      $   (500)     $          -
Net (loss) for the period               -            -               -             -                 -
                              ------------  -----------     -----------     ---------     -------------
Balance December 31, 2001      5,000,000          500               -          (500)                -
                              ============  ===========     ===========     =========     =============




            See accompanying notes to financial statements


                        DAIR VENTURES, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited



                                   Three Months            May 15, 2001
                                      Ended                 (Inception)
                                 December 31, 2001     to December 31, 2001


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





            See accompanying notes to financial statements


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Dair Ventures, Inc. (a development stage company) ("the Company") was incorporated in Florida on May 15, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2001.

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

Results of Operations - Inception (May 15, 2001) through December 31,
2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of December 31, 2001.


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

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.


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

Dated: February 27, 2002