Form 10KSB
period 2001-12-31
DAIR VENTURES INC
filed 2002-06-28
CIK 1139511

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-KSB

           [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001.

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

                       Commission file number 0-32857

                             Dair Ventures, Inc.
               (Name of small business issuer in its charter)

               Florida                               65-1103313
       (State of incorporation                   (I.R.S. Employer
                 or organization)                  Identification No.)


                               650 West Avenue
                                Suite 1509,
                           Miami Beach, FL 33139
                 (Address of principal executive offices)

Issuer's telephone number (305) 913-7733

Securities registered under Section 12(b) of the Exchange Act:

                            Title of each class
                                    None

                  Name of each exchange on which registered
                                    None

        Securities registered under Section 12(g) of the Exchange Act:

                     Par Value $0.0001 Common Stock
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $0

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,000,000

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes ____; No __x__

                               PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

      Dair Ventures, Inc. (the "Company") was incorporated on May 17, 2001 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder for services rendered in connection with the organization of the Company.

      The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      No assurances can be given that the Company will be successful in locating or negotiating with any target company.

      The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

ASPECTS OF A REPORTING COMPANY

      There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

      * increased visibility in the financial community;

      * provision of information required under Rule 144 for trading of eligible securities;

      * compliance with a requirement for admission to quotation on the OTC Bulletin Board maintained by Nasdaq or on the Nasdaq SmallCap Market;

      * the facilitation of borrowing from financial institutions;

      * improved trading efficiency;

      * shareholder liquidity;

      * greater ease in subsequently raising of capital;

      * compensation of key employees through stock options for which there may be a market valuation;

      * enhanced corporate image.

      There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

      * requirement for audited financial statements;

      * required publication of corporate information;

      * required filings of periodic and episodic reports with the Securities and Exchange Commission;

      * increased rules and regulations governing management, corporate activities and shareholder relations.

COMPARISON WITH INITIAL PUBLIC OFFERING

      Certain private companies may find a business combination more attractive than an initial public offering of their securities.
Reasons for this may include the following:

      * inability to obtain underwriter;

      * possible larger costs, fees and expenses;

      * possible delays in the public offering process;

      * greater dilution of their outstanding securities.

      Certain private companies may find a business combination less attractive than an initial public offering of their securities.
Reasons for this may include the following:

      * no investment capital raised through a business combination;

      * no underwriter support of after-market trading.

POTENTIAL TARGET COMPANIES

      A business entity, if any, which may be interested in a business combination with the Company may include the following:

      * a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

      * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

      * a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

      * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

      * a foreign company which may wish an initial entry into the United States securities market;

      * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

      * a company seeking one or more of the other perceived benefits of becoming a public company.

      A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

      No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

      The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company will not issue or sell additional shares or take any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and it is no longer classified as a blank check company.

      The sole shareholder of the Company has executed and delivered an agreement affirming that it will not sell or otherwise transfer its shares except in connection with or following a business combination resulting in the Company no longer being classified as a blank check company.

      The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934. The Company will voluntarily continue to file all reports required of it under the Exchange Act until a business combination has occurred. A business combination will normally result in a change in control and management of the Company. Since a benefit of a business combination with the Company would normally be considered its status as a reporting company, it is anticipated that the Company will continue to file reports under the Exchange Act following a business combination. No assurance can be given that this will occur or, if it does, for how long.

      Adam J. Laufer is the sole officer and director of the Company and the controlling shareholder of the Company's sole shareholder, Laufer Capital Partners Inc. The Company has no employees nor are there any other persons than Mr. Laufer who devote any of their time to its affairs. All references herein to management of the Company are to Mr. Laufer. The inability at any time of Mr. Laufer to devote sufficient attention to the Company could have a material adverse impact on its operations.

GLOSSARY

"Blank Check" Company
---------------------
As used herein, a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies.

Business Combination
--------------------
Normally a merger, stock-for-stock exchange or stock-for-assets exchange between the Registrant and a target company.

The Company or the Registrant
-----------------------------
The corporation whose common stock is the subject of this Registration Statement.

Exchange Act
------------
The Securities Exchange Act of 1934, as amended.

Securities Act
--------------
The Securities Act of 1933, as amended.

RISK FACTORS

      The Company's business is subject to numerous risk factors, including the following:

      THE COMPANY HAS NO OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. See PART F/S: "FINANCIAL STATEMENTS Laufer Capital Partners Inc. has agreed to pay all expenses incurred by the Company until a business combination without repayment by the Company. Laufer Capital Partners Inc. is the sole shareholder of the Company. There is no assurance that the Company will ever be profitable.

      THE COMPANY HAS ONLY ONE DIRECTOR AND ONE OFFICER. The
Company's president, its sole officer, is Adam J. Laufer who is also its sole director and the controlling shareholder of its sole shareholder. Because management consists of only one person, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide and the Company will rely completely on the judgment of its sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Laufer anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Laufer has not entered into a written employment agreement with the Company and he is not expected to do so. The Company has not obtained key man life insurance on Mr. Laufer. The loss of the services of Mr. Adam Laufer would adversely affect development of the Company's business and its likelihood of continuing operations.

      CONFLICTS OF INTEREST. Mr. Laufer, the Company's president, participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Company has adopted a policy that it will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of business combination may include such terms as Mr. Laufer remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Laufer for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Laufer would directly benefit from such employment or payment. Such benefits may influence Mr. Laufer's choice of a target company. The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

      THE PROPOSED OPERATIONS OF THE COMPANY ARE SPECULATIVE. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

      PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for the Company's securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

      THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

      THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO
MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The
Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

      REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

      LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

      REGULATION UNDER INVESTMENT COMPANY ACT. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

      PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, Laufer Capital Partners Inc., the sole shareholder of the Company, may agree to sell or transfer all or a portion of its Company's common stock so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

      POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

      TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.


ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Laufer Capital Partners Inc. at no cost to the Company. Laufer Capital Partners Inc. has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the calendar year covered by this report to a vote of security holders.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public market for the Company's securities. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if the Company then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the Company's stockholder has agreed that they will not sell or otherwise transfer their shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company.

     There is currently one stockholder of the Company's outstanding common stock.

     During the past three years, the Company has sold securities which were not registered as follows:

                                                     NUMBER OF
DATE             NAME                                 SHARES       CONSIDERATION
- --------------   --------------------------------    ---------     -------------
 May 18, 2001     Laufer Capital Partners, Inc.(1)    5,000,000         $500


- -----------------
     (1) Mr. Laufer, the president and sole director of the Company, is the sole director and controlling shareholder of Laufer Capital Partners,
 Inc. and is therefore considered to be the beneficial owner of the common stock of the Company issued to it. The shares issued to Laufer Capital Partenrs, Inc. were in return for services provided to the Company by Laufer Capital Partners, Inc., in lieu of cash. With respect to the stock issued to Laufer Capital Partners, Inc., the Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - May  17, 2001 (Inception) through December
31, 2001

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources

     The Company has 5,000,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS.








                         DAIR VENTURES, INC.
                    (A Development Stage Company)

                   INDEPENDENT AUDITORS' REPORT and
                         FINANCIAL STATEMENTS

                          December 31, 2001
                          -----------------





















                        DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)


                                INDEX
                                -----


- ------------------------------------------------------------------------------

                                                                       Page(s)
                                                                       -------
Independent Auditors' Report .........................................    F-3

Financial Statements

   Statement of Financial Position, as of December 31, 2001 ..........    F-4

   Statement of Operations and Deficit for the Period
    from May 17, 2001 (Inception) through December 31, 2001 ..........    F-5

   Statement of Stockholders' Equity for the Period from
    May 17, 2001 (Inception) through December 31, 2001 ...............    F-6

   Statement of Cash Flows for the Period from May 17, 2001
    (Inception) through December 31, 2001 ............................    F-7

   Notes to Financial Statements .....................................    F-8-9

- ------------------------------------------------------------------------------


                                 -F-2-




- ------------------------------------------------------------------
Eisner C.P.A., P.C.
Certified Public Accountants
429 Atlantic Avenue
Freeport, New York, 11520
tel. 516-623-4900
fax. 516-623-4996
- ------------------------------------------------------------------


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


To the Board of Directors of:
DAIR VENTURES, INC.
(A Development Stage Company)
650 West Avenue Suite 1509
Miami Beach, Fl. 33139

We have audited the accompanying statement of financial position of DAIR VENTURES, INC. (a development stage company) as of May 17, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAIR VENTURES, INC. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the period from May 17, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles.



/s/ Eisner CPA
- -----------------------------
Eisner CPA

June 28, 2002
Freeport, NY


                          DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEET
                       as of December 31, 2001
                       -----------------------


ASSETS:
- -------

CURRENT ASSETS                                              $       0
cash
                                                             ---------

      TOTAL CURRENT ASSETS                                          0
                                                            ---------
OTHER ASSETS                                                        0
                                                            ---------

 TOTAL ASSETS                                               $       0
                                                            =========


LIABILITIES and STOCKHOLDERS' EQUITY:
- -------------------------------------

CURRENT LIABILITIES                                         $       0

 TOTAL LIABILITIES                                                  0
                                                            ---------

STOCKHOLDERS' EQUITY:
- ---------------------

   Common stock, $0.0001 par value;
   100,000,000 shares authorized;
   5,000,000 shares issued and
   outstanding                                                    500

   Accumulated deficit during
   development stage                                             (500)
                                                            ---------

       TOTAL STOCKHOLDERS' EQUITY                                   0
                                                            ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       0
                                                            =========



 The accompanying notes are an integral part of financial statements.

                         DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS
            May 17, 2001 (inception) to December 31, 2001
            ---------------------------------------------


INCOME                                                 $        0

Operating Expenses

      Organization expense                                   (500)
                                                       -----------

TOTAL EXPENSES                                               (500)
                                                       -----------

PROVISION FOR INCOME TAXES                                      0
                                                       -----------

NET LOSS                                                     (500)
                                                       -----------

      RETAINED EARNINGS, at beginning                           0
                                                       -----------

DEFICIT, at end                                        $     (500)
                                                       ===========

NET LOSS PER COMMON SHARE                              $   (.0001)
                                                       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     5,000,000
                                                       ===========



 The accompanying notes are an integral part of financial statements.

                         DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY
            May 17, 2001 (inception) to December 31, 2001
            ---------------------------------------------


                               Common Stock
                         -------------------------    Additional                   Total
                          Numbers of                   paid-in                  Stockholders'
                            Shares       Amount        capital     Deficit        Equity
                         ------------  -----------    ----------   ---------   -------------


May 18, 2001               5,000,000   $      500     $        0  $      0    $        500
issued for services

Net loss                                                              (500)           (500)
                           ----------  -----------    ----------  ---------   -------------

Balance, December 31, 2001  5,000,000   $      500     $       0  $   (500)   $          0
                           ==========  ===========    =========== =========   =============




 The accompanying notes are an integral part of financial statements.

                          DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS
            May 17, 2001 (inception) to December 31, 2001
            ---------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

   Net loss                                                  $      (500)
   Adjustment to reconcile net loss to net cash
   provided by operational
   activities issue of common stock for services                      500
                                                              ------------

NET CASH USED IN OPERATING EXPENSES                                     0
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                    0
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                    0
                                                              ------------

NET INCREASE (DECREASE)                                       $         0
                                                              ------------

CASH, BEGINNING OF PERIOD                                               0
                                                              ------------

CASH, END OF PERIOD                                           $         0
                                                               ============




 The accompanying notes are an integral part of financial statements.

                         DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS
                       As of December 31, 2001
                       -----------------------


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------

A. Organization and Business Operations

Dair Ventures, Inc. (the "Company") was
incorporated in the State of Florida on May 17, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B. Use of Estimates
- -------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Cash and Cash Equivalents
- ----------------------------

For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

D. Income Taxes
- ---------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 17, 2001 (inception) through December 31, 2001.

                         DAIR VENTURES, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS
                       As of December 31, 2001
                       -----------------------


NOTE 2.  STOCKHOLDERS' EQUITY
- -----------------------------

A. Preferred Stock
- ------------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31, 2001.

B. Common Stock
- ---------------

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On May 18, 2001, the Company issued
5,000,000 shares of its common stock to Laufer Capital Partners, Inc. for an aggregate of $500 in services.

C. Warrant and Options
- ----------------------

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3  TRANSACTIONS WITH RELATED PARTY
- ---------------------------------------

The Company has signed an agreement with a related party, Laufer Capital Partners, Inc. on May 18, 2001. Laufer Capital Partners owns 5,000,000 shares of the Company's common stock. The agreement calls for Laufer Capital Partners, Inc. to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1.

    a. Preparation and filing of required documents with the U.S. Securities and Exchange Commission.

    b. Locating and review of potential target companies.

    c. Payment of all corporate, organizational, and other costs incurred by the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements with accountants in the preparation of the Company's financial statements, however the Company has changed accountants.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 Adam Laufer             28          President, Secretary-
                                     Treasurer & Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

      Mr. Adam J. Laufer has served as President, Chief Executive Officer, Secretary-Treasurer and a member of the Board of Directors of the Company since May 17, 2001. Mr. Laufer is a member of the Florida Bar. Mr. Laufer was an associate at the law firm of Fowler, White, Burnett,Hurley, Banick and Strickroot, in Miami Florida.
Mr. Laufer founded Laufer Capital Partners Inc. (May 2001), a legal services firm,specializing in assisting development and early stage companies develop public market strategies, including the preparation, of registration statements, introduction to sources of capital, and preparation of periodic reports.
Life Extensions HRT, Inc. (November 1999) is a development stage Internet that develops, and markets a line of dietary supplements designed to supplement hormone levels in the human body in an effort to slow the aging process.

PREVIOUS BLANK CHECK COMPANIES

      Management has not been involved in any previous blank check offerings.

CURRENT AND FUTURE BLANK CHECK COMPANIES

Management has not been involved in any previous blank check offerings and no future plans have been made to engage in any such activities.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

None.

CONFLICTS OF INTEREST

Insofar as Mr. Laufer is engaged in other business activities, he may devote only a portion of his time to the Company's affairs.

     Mr. Laufer intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Laufer would not attend to other matters prior to those of the Company. Mr. Laufer estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

      Mr. Laufer is the president, director and controlling shareholder of Laufer Capital Partners Inc., a Florida corporation, which owns 5,000,000 shares of the Company's common stock. At the time of a business combination, some or all of the shares of common stock owned by Laufer Capital Partners Inc. may be purchased by the target company or retired by the Company. The amount of common stock sold or continued to be owned by Laufer Capital Partners Inc.
cannot be determined at this time.

      The terms of business combination may include such terms as Mr. Laufer remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Laufer Capital Partners Inc., for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Laufer would directly benefit from such employment or payment. Such benefits may influence Mr. Laufer's choice of a target company.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management of the Company or any affiliates or associates have any interest, direct or indirect.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

INVESTMENT COMPANY ACT OF 1940

      Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

ITEM 10.  EXECUTIVE COMPENSATION.

      The Company's officer and director does not receive any compensation for his services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company, as the officer and director and controlling shareholder Laufer Capital Partners Inc.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

      The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Name and Address                   Amount of Beneficial          Percentage
of Beneficial Owner                     Ownership                 of Class
-------------------                --------------------          ----------
Laufer Capital                         5,000,000                    100%
Partners Inc. (1)
650 West Avenue
Suite 1509, 15h Floor
Miami Beach, FL 33139

Adam J. Laufer (2)                         5,000,000                100%
650 West Avenue
Suite 1509, 15th Floor
Miami Beach, FL 33139

All Executive Officers and
Directors as a Group (1 Person)         5,000,000                   100%


      (1) Mr. Laufer is the controlling shareholder and sole director and officer of Laufer Capital Partners Inc. Laufer Capital Partners Inc. has agreed to provide certain assistance to the Company in locating potential target companies, and to pay all costs of the Company until a business combination, without reimbursement.

      (2) As the controlling shareholder, sole director and officer of Laufer Capital Partners Inc., Mr. Laufer is deemed to be the beneficial owner of the common stock of the Company owned Laufer
Capital Partners Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in services:

                                    Number of Total
Name                                    Shares           Consideration
----                                ---------------   --------------------
Laufer Capital Partners Inc.          5,000,000             $500


      Adam J. Laufer is the sole director, controlling shareholder and president of Laufer Capital Partners Inc. The total number of shares were issued to Laufer Capital Partners Inc. in exchange for services rendered to the Company, in lieu of cash.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (3.1) Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on June 7, 2001, and incorporated herein by reference.

         (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on June 7, 2001, and incorporated herein by reference.

         (3.3) Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on June 7, 2001, and incorporated herein by reference.

        (10.1) Agreement with Laufer Capital Partners, Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on June 7, 2001, and incorporated herein by reference.

        (10.2) Shareholder Agreement with Laufer Capital Partners,
               Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on June 7, 2001, and incorporated herein by reference.

     (b) Reports on Form 8-K.

         None.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Dair Ventures, Inc.

                           By: /s/ Adam Laufer
                           -----------------------------------
                           Adam J. Laufer
                           President, Chief Executive Officer,
                           Treasurer and Director

                           Date: June 28, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                              Date
- ---------         -----                              ----

/s/ Adam Laufer   President, Chief Executive         June 28, 2002
- ---------------   Officer, Treasurer and Director
Adam Laufer