Form 10QSB
period 2002-03-31
DAIR VENTURES INC
filed 2002-06-28
CIK 1139511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2002

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


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          DAIR VENTURES, INC.
                    (A Development Stage Company)
                        As of March 31, 2002
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



            See accompanying notes to financial statements



                         DAIR VENTURES , INC.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   March 31, 2002       to March 31, 2002


      Income                       $     -                  $     -

      Expenses
        Organization expense             -                      500

       Total expenses                    -                      500

      NET LOSS                     $     -                 $   (500)




            See accompanying notes to financial statements



                        DAIR VENTURES , INC.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
             For the Period From May 17, 2001 (Inception)
                          To March 31, 2002
                             (Unaudited)


                                    Common Stock
                              -------------------------     Additional                       Total
                               Numbers of                    paid-in                      Stockholders'
                                 Shares       Amount         capital        Deficit          Equity
                              ------------  -----------     -----------     ---------     -------------

Balance, May 17, 2001           5,000,000   $      500      $        -      $   (500)     $          -
Net (loss) for the period               -            -               -             -                 -
                              ------------  -----------     -----------     ---------     -------------
Balance March 31, 2002      5,000,000          500               -          (500)                -
                              ============  ===========     ===========     =========     =============




            See accompanying notes to financial statements


                        DAIR VENTURES, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited



                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   March 31, 2002       to March 31, 2002


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





            See accompanying notes to financial statements


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Dair Ventures, Inc. (a development stage company) ("the Company") was incorporated in Florida on May 17, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

NOTE 3  TRANSACTIONS WITH RELATED PARTY

On May 17, 2001, the Company signed an agreement with LCP, a related entity. The Agreement calls for LCP to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

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

The Company was formed in the State of Florida on May 17, 2001 to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

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

Results of Operations - Inception (May 17, 2001) through March 31,
2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2002.


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

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.


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

Dated: June 28, 2002