Form 10QSB
period 2002-06-30
DAIR VENTURES INC
filed 2002-08-09
CIK 1139511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2002

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

            Class                     Outstanding at June 30, 2002
Common Stock, par value $0.0001                 5,000,000


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          DAIR VENTURES, INC.
                    (A Development Stage Company)
                        As of June 30, 2002
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



            See accompanying notes to financial statements



                         DAIR VENTURES , INC.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   June 30, 2002       to June 30, 2002


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




            See accompanying notes to financial statements







                        DAIR VENTURES, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited



                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   June 30, 2002       to June 30, 2002


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





            See accompanying notes to financial statements


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Dair Ventures, Inc. (a development stage company) ("the Company") was incorporated in Florida on May 17, 2001 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2002.


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

NOTE 3  TRANSACTIONS WITH RELATED PARTY

On May 17, 2001, the Company signed an agreement with LCP, a related entity. The Agreement calls for LCP to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A.
The Company has sinced released LCP from the obligations stated therein, however LCP has stated its intention to provide the same services as described in the agreement.

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

Results of Operations - Inception (May 17, 2001) through June 30,
2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2002.


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

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.


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

Dated: August 9, 2002