Form 10QSB
period 2002-09-30
DAIR VENTURES INC
filed 2002-11-12
CIK 1139511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                           September 30, 2002

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

            Class                     Outstanding at September 30, 2002
Common Stock, par value $0.0001                 5,000,000


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          DAIR VENTURES, INC.
                             Balance Sheet
                    (A Development Stage Company)
                        As of September 30, 2002
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



            See accompanying notes to financial statements



                         DAIR VENTURES , INC.
                    (A Development Stage Company)
                          Income Statement
                             (Unaudited)


                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   September 30, 2002       to September 30, 2002


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




            See accompanying notes to financial statements





                        DAIR VENTURES, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited



                                   Three Months            May 17, 2001
                                      Ended                 (Inception)
                                   September 30, 2002       to September 30, 2002


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





            See accompanying notes to financial statements


DAIR VENTURES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Three months ended September 30,2002
--------------------------------

NOTE 1 -	NATURE OF OPERATIONS

Dair Ventures, Inc. (the "Company") was incorporated on May 17, 2001 under the laws of the State of Florida. We are a development stage business, we have no active business operations and no significant assets. The Company plans to acquire, improve, operate and hold for investment Income producing real property. The Company's purpose is to purchase properties to own and operate the properties for a period of five to ten years. The Company's fiscal year end is December 31.



NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

	A)	Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its current efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Since formation, the Company's operations have been devoted primarily to:

* Raising capital
* Developing its business
* Obtaining financing
* Developing its marketing plan
* Developing its accounting system

These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company has incurred net losses since its inception and minimal revenues.

The Company's plan to fund its future operations and activities is based upon obtaining additional equity financing in order for the Company to implement its business plan and generate sufficient revenues to maintain profitable operations. There can be no assurance that the Company's plan will be adequately implemented even if sufficient funds are obtained. Further, any additional equity financing if obtained may be dilutive to existing stockholders.

     If the Company is unable to obtain sufficient additional equity financing, the Company is expected to operate under a more moderate business plan in order to reduce operating costs while trying to slowly increase revenues and working capital.

These factors, as well as the Company's ability to obtain adequate stockholder capital contributions, future equity funding and achieve and maintain profitable operations, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

           A)     Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax liabilities and assets of a change in tax rates is recognized in income in the period that includes the enactment date.

There were no current or deffered income tax expense or benefits due to the fact that the Company did not have any material operations for the three months ended September 30, 2002.

	       B)	Net Loss Per Share

Earnings per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS.

The net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the calculations as their effect would be anti-dilutive. Common stock issued for nominal consideration is deemed outstanding for all historical periods.

             C)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made in preparation of the financial statements.

NOTE 4 -	STOCKHOLDERS' EQUITY

     A)  Preferred Stock

The Compnay is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of September 30, 2002.

     B) Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. At the time of inception, the Company issued a total of 5,000,000 shares to its founder. The shares were issued at par value and were purchased for $500 in legal services rendered to the Company.


Item 2.  Management's Discussion and Analysis or Plan of
Operation.

The following discussion should be read in conjuction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

History and Organization.

The Company was formed in the State of Florida on May 17, 2001
We have not commenced planned principal operations and we are considered a development stage enterprise. To date our activities have been limited to organizational matters.

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

The Company currently has no cash however, in its current form as a development stage company, the Company will continue to operate so long as its executive officer continues to provide free office space and continues to cover any expenses incurred by the Compnay. In the event that the Company should no longer receive this assistance, management expects that it will be necessary to raise approximately $50,000 to continue operations for the next 12 months.

Management does not expect that it will be necessary to hire any additional personnel in the foreseeable future.


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

Item 6.  Exhibits and Reports on Form 8-K.

The Company filed an 8-k on July 3, 2002, specifically adopting a business plan, see the filing for details.

Exhibits
---------------

Exhibit 99   Sarbanes-Oxley Certification pursuant to 18 U.S.C.
Section 1350.


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



                              DAIR VENTURES, INC.

                              By: /s/ Adam J. Laufer
                              ---------------------------
                              Adam Laufer
                              President

Dated: November 12, 2002


I, Adam J. Laufer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Dair Ventures, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002   /s/ Adam J. Laufer
     --------------------------------------
Adam J. Laufer
President and Chief Executive Officer